Form 10-Q
period 2025-11-30
Elventix Technology Corp
filed 2025-12-31
CIK 2076765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2025

or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-289122

Elventix Technology Corporation

(Exact name of registrant as specified in its charter)

Wyoming	37-2173013	7374
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)	(Primary Standard Industrial Classification Code Number)

Tallis Mateus Da Silva

1309 Coffeen Avenue STE 1200

Sheridan, Wyoming 82801

Telephone number: +1256-5701612

Email: main@elventix.com

(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X]       No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated Filer	[X]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,892,500 common shares issued and outstanding as of December 31, 2025.

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate” or “continue”, or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The accompanying interim financial statements of Elventix Technology Corporation (“the Company”, “we”, “us” or our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

ELVENTIX TECHNOLOGY CORPORATION

BALANCE SHEETS

	November 30, 2025 (unaudited)	May 31, 2025 (audited)
ASSETS
Current Assets
Сash and Cash Equivalents	110	2,500
Total Current Assets	110	2,500

Other Assets
Intangible Assets	207,151	212,538
Total Other Assets	207,151	212,538
TOTAL ASSETS	207,261	215,038

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Promissory Note Payable	163,000	188,538
Related Party loan payable	76,329	22,199
Total Current Liabilities	239,329	210,737
Total Liabilities	239,329	210,737

Capital Stock: $0.001 par value, 75,000,000 shares authorized, 4,500,000 shares issued and outstanding as of November 30, 2025 and May 31, 2025	4,500	4,500
Retained Earnings	(36,568)	(199)
Total Stockholders equity	(32,068)	4,301
TOTAL LIABILITIES & STOCKHOLDER`S DEFICIT	207,261	215,038

The accompanying notes are an integral part of these unaudited financial statements.

ELVENTIX TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

Three and six months ended November 30, 2025

(Unaudited)

	For the three months ended November 30, 2025 (unaudited)	For the six months ended November 30, 2025 (unaudited)
Revenues	-	-
Total Revenues	-	-
Operating Expenses
Bank Service Charges	60	136
Amortization Expense	11,560	22,187
Professional fees	5,520	14,046
Total operating expenses	17,140	36,369

Net loss from operations	(17,140)	(36,369)
Other Income	-	-
Provision for income taxes	-	-
Net Income/Loss	(17,140)	(36,369)

Loss per common share – Basic & Diluted	-	0.01

Weighted Average Number of Common Shares Outstanding-Basic & Diluted	4,500,000	4,500,000

The accompanying notes are an integral part of these unaudited financial statements.

ELVENTIX TECHNOLOGY CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three and six months ended November 30, 2025

(Unaudited)

	Number of common		Additional Paid-in- Capital	Accumulated deficit	Total
	Shares	Amount

Balance as of August 31, 2025	4,500,000	$4,500	$-	$(19,428)	$(14,928)
Net Income for the three months ended November 30, 2025	-	-	-	(17,140)	(17,140)
Balance as of November 30, 2025 (unaudited)	4,500,000	$4,500	$-	$(36,568)	$(32,068)

	Number of common		Additional Paid-in- Capital	Accumulated deficit	Total
	Shares	Amount

Balance as of May 31, 2025	4,500,000	$4,500	$-	$(199)	$(4,301)
Net Income for the six months ended November 30, 2025	-	-	-	(36,369)	(36,369)
Balance as of November 30, 2025 (unaudited)	4,500,000	$4,500	$-	$(36,568)	$(32,068)

The accompanying notes are an integral part of these unaudited financial statements.

ELVENTIX TECHNOLOGY CORPORATION

STATEMENT OF CASH FLOWS

Six months ended November 30, 2025

(Unaudited)

Three months ended November 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(36,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	22,187
Changes in operating assets and liabilities:
Increase (decrease) in prepaid expenses	-
Increase (decrease) in accounts payable	-
Net cash flows used in operating activities	$(14,182)

CASH FLOWS FROM INVESTING ACTIVITIES
Intangible assets	(16,800)
Net cash flows used in investing activities	$(16,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related-party loan	54,130
Repayments on promissory note payable	(25,538)
Net cash flows provided by financing activities	$28,592

NET INCREASE (DECREASE) IN CASH	$2,390

CASH, BEGINNING OF PERIOD	$2,500

CASH, END OF PERIOD	$110

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-
Cash paid for income tax	$-

The accompanying notes are an integral part of these unaudited financial statements.

ELVENTIX TECHNOLOGY CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2025

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

ELVENTIX TECHNOLOGY CORPORATION (“the Company”) was incorporated under the laws of the State of Wyoming, U.S. on March 4, 2025 (Inception). Elventix Technology Corporation is to provide customers with a user-focused mobile application — Smarterest — that delivers up-to-date news content tailored to individual preferences. The Company has acquired the mobile application “Smarterest”. The application is designed to aggregate and deliver current news content, with functionality supporting personalized information delivery.

In addition, Elventix Technology Corporation plans to offer subscription-based access to an API that provides a selection of news sources, which will be personalized and filtered, through its website. The Company’s objective is to improve access to timely and relevant information while minimizing non-essential or excessive content.

NOTE 2 - GOING CONCERN

The financial statements were prepared based on a going concern basis that the Company will be able to settle its obligations and make use of its assets in the ordinary course of business in the foreseeable future. However, Elventix Technology Corporation has incurred accumulative loss of $36,568 for the six months ended November 30, 2025, and further losses are anticipated in the development of its business. As a result, there is substantial doubt about the Company's ability to operate as a going concern.

The Company's capacity to operate as a going concern is reliant on its ability to generate profitable operations in the future and/or secure the required funding to meet its obligations and settle liabilities resulting from standard business operations when they become due. The management plans to finance operational expenses for the next twelve months by using available cash on hand, as well as loans from directors and/or a private offering of common stock.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The unaudited condensed interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes for the year ended May 31, 2025.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has adopted a May 31 fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of November 30, 2025 and May 31, 2025 our cash balances is $110 and $2,500, respectively.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 606, "Revenue from Contracts with Customers" ("ASC-606"). ASC 606 directs entities to recognize revenue when the promised goods or services are transferred to the customer. The amount of revenue recognized should equal the total consideration an entity expects to receive in return for the goods or services. The Financial Accounting Standards Board (FASB) created a five-step approach that entities should apply when determining the amount and timing of revenue recognition:

Step 1: Identify the contract with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company plans to offer API keys that grant access to a limited number of API calls. Customers will be able to select a suitable pricing plan directly on our website and initiate contact with the Company. The Company's policy requires payment upon issuance of an invoice. Once payment is received, the API key will be delivered via email, typically on the same day. API access will be provided in the form of a unique, non-transferable key, which may not be shared or reassigned to third parties. On occasion, the Company may provide the key prior to payment with an agreed upon payment date in the executed contract. Revenue will be recognized by the Company ratably over the specified period of time that the customer is granted access to our software. This model reflects an API-based subscription model, where customers pay for access to the API according to the package they select.

Basic Income (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes al potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period presented.

Promissory note payable

On May 15, 2025, the Company issued a promissory note to Smarterest Incorporated in exchange for the Smarterest mobile app at $188,538. The Company issued a non-interest-bearing convertible promissory note with an original maturity date of November 14, 2025. On November 13, 2025, the promissory note was amended to extend the maturity date to December 31, 2025. In accordance with ASC 470 – Debt, the Company has recognized the promissory note at its face value as it is due within one year and the impact of discounting is immaterial. No interest expense was recorded in connection with this note. If the Company defaults at maturity, the entire principal becomes immediately due and payable at the Lender’s discretion, and while no interest shall accrue on overdue amounts, the Company is obligated to fully repay the principal and reimburse the Lender for all reasonable collection costs, including attorneys’ fees.

As of November 30, 2025, promissory note payable was $163,000.

Recent Accounting Pronouncements

The Company has reviewed all recent accounting pronouncements issued through the date of issuance of these financial statements. Other than those relating to Development Stage Entities (discussed above), it does not believe any will have a material impact on the Company’s current financial results. However, the Company expects that ASU 2025-01 may impact future financial statement presentation and disclosure, as outlined below.

ASU 2025-01 – Expense Disaggregation

Effective for annual periods after December 15, 2026, this update requires tabular disclosure of key expense components. The Company expects increased disclosure but no impact on financial results.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.  On May 15, 2025 the Company issued 4,500,000 shares of its common stock at $0.001 per share for total proceeds of $4,500.  As of November 30, 2025 the Company had 4,500,000 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

To support the Company's financial needs, it may obtain advances from related parties until such time that it can sustain its operations or secure sufficient funding through the sale of its equity or traditional debt financing. Shareholders or directors have not made a written commitment for continued support, and the amounts involved represent advances or payments made to settle liabilities. The advances were considered temporary and were not supported by a promissory note.

As of August 31, 2025, the Company’s CEO and director had advanced $44,004 to the Company under the loan agreement filed as Exhibit 10.1, pursuant to which he has committed to provide up to $200,000 of financial support over a five-year period. The loan is intended for working capital purposes, interest-free, and has the stated maturity date of May 4, 2030. In addition, the CEO and director has signed an amendment to the loan agreement increasing the commitment to $300,000 in order to cover the repayment of the promissory note. The loan is intended for working capital purposes, is unsecured, interest-free, and has no fixed repayment terms other than the stated maturity date of May 4, 2030.

On May 15, 2025, the Company issued 4,500,000 shares of its Common Stock at $0.001 per share for total proceeds of $4,500 received from its CEO and director.

NOTE 6 – INTANGIBLE ASSETS

The Company follows the provisions of ASC 985, Software, which requires that all costs relating to the purchase or internal development and production of software products to be sold, leased or otherwise marketed, be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company amortizes these costs using the straight-line method over the remaining estimated economic life of the product.

During the year ended May 31, 2025, the Company acquired application for $212,538.

During the six months ended November 30, 2025, the Company capitalized website development costs for $16,800.

Amortization expense of capitalized software and website development costs was $11,560 and $22,187 for the three and six months ended November 30, 2025, respectively.

The Company had the following intangible assets as of November 30, 2025 and May 31, 2025:

	As of November 30, 2025	As of May 31, 2025
Application	$212,538	$212,538
Website Development	16,800	-
Accumulated Amortization	(22,187)	-
Intangible Assets, Net	$207,151	$212,538

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

On July 29, 2025, the Company incurred contractual payment commitment of $25,000 in connection with the website development.

Litigation

The Company was not subject to any legal proceedings during the period from March 4, 2025 (Inception) to November 30, 2025 and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 8 – INCOME TAX PROVISION

As of November 30, 2025, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $36,369 that may be offset against future taxable income through 2040.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $7,638 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The current valuation of tax allowance is not applicable as of November 30, 2025.

Components of deferred tax assets are as follows:

	Six Months Ended November 30, 2025		Year Ended May 31, 2025

Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward		$36,369		$199
Effective tax rate	x	21%	x	21%
Expected Income Tax Benefit from NOL Carry-Forward		7,638		42
Less: Valuation Allowance		(7,638)		(42)
Deferred Tax Asset, Net of Valuation Allowance		$-		$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for six months ended November 30, 2025 and the year ended May 31, 2025 as follows:

	Six Months Ended November 30, 2025	Year Ended May 31, 2025

Computed “expected” tax expense (benefit)	$(7,410)	$(42)
Change in valuation allowance	$7,410	$42
Actual tax expense (benefit)	$-	$-

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2025 to the date the financial statements were issued and has determined that there are no items to disclose other than as described below.

Subsequent to November 30, 2025, the Company issued 392,500 shares of common stock for cash proceeds of $10,875 at $0.03 per share.

Item 2.	Management’ Discussion and Analysis of Financial Condition and Results of Operations.

DESCRIPTION OF BUSINESS

General

Elventix Technology Corporation (“Elventix” or the “Company”) was incorporated in the State of Wyoming on March 4, 2025, and is an early-stage technology company focused on the development and commercialization of “Smarterest,” a mobile news aggregation and content-curation application. The Company is currently in the development phase and has not generated revenues to date. Our operations to date have consisted primarily of the acquisition of the Smarterest application and related intellectual property, product enhancement and planning activities, and the evaluation of future monetization strategies.

The Company plans to release the initial commercial version of the application on the App Store and Google Play Store once product enhancements and testing are completed. Accordingly, the Company expects research and development expenses and general and administrative costs to continue to increase as we expand our development team, invest in technology, and prepare the product for market introduction.

Corporate Organization

Elventix Technology Corporation was formed as a Wyoming corporation. On May 15, 2025, the Company entered into an Application Sale Agreement with Smarterest Incorporated to acquire the “Smarterest” mobile application in full, including the underlying source code and all associated intellectual property rights. The acquisition was financed through a Promissory Note executed on the same date, later amended on November 13, 2025, to correct a reference and extend the maturity date to December 31, 2025.

The Company owns the Smarterest application and holds all exclusive, irrevocable rights to modify, develop, commercialize, and license the technology. The Company’s operations are conducted from its mail forwarding address in Sheridan, Wyoming.

Competitive Strengths

Management believes that the Company possesses several competitive strengths that support its long-term growth prospects, including:

1.	Comprehensive Intellectual Property Ownership
The Company acquired full ownership of the Smarterest source code and all associated intellectual property rights, including derivative works, branding, and future enhancements. This allows the Company to expand and commercialize the platform without licensing restrictions.
2.	Technology-Driven Personalization
Smarterest is being developed to incorporate personalization algorithms, machine-learning-based content aggregation, and automated summarization tools, which are expected to differentiate the platform from conventional RSS-based news readers.
3.	Multi-Platform Accessibility The application is compatible with both Android and iOS devices, allowing broad user reach without additional platform integration costs.

4.	Feature Expansion Capability
The acquired platform includes foundational capabilities—content distribution, offline reading, real-time updates, data security—which significantly reduce initial development time and cost.
5.	Flexible Monetization Model
The Company plans to implement multiple revenue channels, including API licensing, subscription tiers, and advertising, offering diversification and scalability once the user base is established.

Growth Strategies

The Company’s long-term strategy focuses on platform development, user acquisition, and scalable monetization. Management has outlined several key initiatives for the next 1, 3, 5, and 10 years, with priority emphasis on the following:

1.	Product Development and Enhancement
Continue refining the Smarterest application by incorporating advanced personalization, multilingual support, location-based content, automated summarization, user analytics, and additional planned features. Estimated development expenditures for the 12-month period following funding range from $12,000 to $40,000.
2.	Artificial Intelligence Expansion
Invest in proprietary AI and machine-learning models to improve content relevance, automate categorization, and enhance user experience. Planned AI integration costs are estimated between $10,000 and $20,000 over the initial 12-month cycle.
3.	Strategic Partnerships
Form partnerships with content providers, publishers, and digital platforms to increase available news sources and improve content diversity. The Company estimates partnership development expenditures of $6,000 to $15,000 within the first year.
4.	Marketing and User Acquisition
Launch targeted marketing campaigns—including digital ads, SEO, and influencer collaborations—to build brand awareness and accelerate user growth. Marketing expenditures are estimated between $12,000 and $33,000 during the first year.
5.	Monetization and API Expansion
Deploy an API service package designed for businesses and developers, offering structured access to the Company’s news data and analytics. Additional revenue channels such as premium subscriptions and advertising may be introduced based on user adoption levels.
6.	Long-Term International Expansion
Over the 3- to 10-year horizon, the Company aims to expand the platform to new markets through multi-language support, region-specific partnerships, and potential acquisitions of complementary technologies.

Regulation

As a digital content aggregator and mobile application provider, the Company is subject to various legal and regulatory considerations, including:

•	intellectual property laws governing source code, trademarks, and digital content;
•	data privacy and protection laws applicable to user information;
•	app store policies established by Apple and Google;
•	potential AI-related regulatory frameworks as they evolve;
•	digital advertising and consumer protection standards.

To date, the Company has not encountered regulatory barriers that would prevent its development activities; however, future regulatory changes may require modifications to business practices, software architecture, or data storage protocols.

Employees

As of the date of this filing, the Company does not have any full-time employees under employment agreements. The Company relies on independent contractors, technology consultants, and third-party development firms for engineering, design, testing, and administrative functions. As the Company scales operations and prepares for commercial deployment, management expects to hire personnel in areas such as software development, product management, user acquisition, data science, and customer support.

The Company’s board consists of Tallis Mateus Da Silva who takes the positions of President, Director, Treasurer and Secretary, and Jose Alejandro Bejarano Velasquez, Director.

Government Regulation

The Company’s operations may be affected by several areas of government regulation, including:

1.	Data Protection and Privacy Laws
The Company must comply with applicable U.S. and international data privacy laws, including but not limited to state-level privacy regulations, consumer data rights requirements, and best-practice standards related to user data security, retention, and consent.
2.	Artificial Intelligence Regulation
The Company plans to further develop and integrate AI capabilities. As governmental bodies continue to develop frameworks for AI use, transparency, bias mitigation, and algorithmic accountability, Smarterest may be required to implement additional controls or reporting mechanisms.
3.	Content and Copyright Compliance As a news aggregator, the Company must ensure that content sourcing and display practices comply with publisher terms, copyright laws, and fair-use principles.
4.	Mobile Application and Platform Compliance
Deployment through the Apple App Store and Google Play Store requires adherence to technical, content, and data requirements established by platform regulators.
5.	Advertising and Monetization Standards
Should the Company implement advertising-based revenue channels, compliance with digital advertising regulations, consumer protection laws, and publisher agreements will be required.

Management monitors legislative developments in these areas and will adjust compliance policies as necessary to maintain adherence to applicable laws and industry standards.

Legal Proceedings

As of now, we are not involved in any legal proceedings, and we have not received any information about any upcoming legal actions against us.

RESULTS OF OPERATIONS

Results of Operations for the three and six months ended November 30, 2025, compared to May 31, 2025:

Revenues

For the three and six months ended November 30, 2025, the Company generated no revenue.

Operating expenses

Total expenses for the three and six months ended November 30, 2025 were $17,140 and $36,369 consisting of general and administrative expenses.

Net Losses

The company recorded a net loss of $17,140 and $36,369 for the three  and six months ended November 30, 2025, respectively.

Liquidity and Capital Resources

As of November 30, 2025 we have cash reserves of approximately $110 ($2,500 as of May 31, 2025) and our liabilities are $239,329 ($210,737 as of May 31, 2025), decreasing $25,538 promissory note payable ($188,538 as of May 31, 2025), comprising $54,130 ($22,0199 as of May 31, 2025) owed to Tallis Mateus Da Silva, our director. The available capital reserves of the Company are not sufficient for the Company to remain operational.

Shareholders’ equity (deficit) has decreased from $4,391 as of May 31, 2025 to $(32,068) as of November 30, 2025.

The Company has accumulated a deficit of $36,568 as of May 31, 2025, compared to $199 as of May 31, 2025, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities for the six months ended November 30, 2025, was $14,182.

Cash flows from investing activities for the six months ended November 30, 2025, was $16,800.

Cash flows from financing activities for the six months ended November 30, 2025, was $28,592.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Limited Operating History and Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated sufficient revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholder.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of November 30, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

During the period ending November 30, 2025, there were no pending or threatened legal actions against us.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Act of 1934 , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELVENTIX TECHNOLOGY CORPORATION

Date: December 31, 2025	By:	/s/	Tallis Mateus Da Silva
		Name:	Tallis Mateus Da Silva
		Title:	President, Director, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)
	By:	/s/	Jose Alejandro Bejarano Velasquez
		Name:	Jose Alejandro Bejarano Velasquez
		Title:	Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Tallis Mateus Da Silva
Tallis Mateus Da Silva	President, Director, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)	December 31, 2025
/s/ Jose Alejandro Bejarano Velasquez
Jose Alejandro Bejarano Velasquez	Director	December 31, 2025