Form 10-Q
period 2026-02-28
Elventix Technology Corp
filed 2026-04-03
CIK 2076765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2026

or

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  5,797,500 common shares issued and outstanding as of April 3, 2026.

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

ELVENTIX TECHNOLOGY CORPORATION

BALANCE SHEETS

	February 28, 2026 (unaudited)	May 31, 2025 (audited)
ASSETS
Current Assets
Сash and Cash Equivalents	890	2,500
Prepaid expenses	6,800	-
Project in progress	28,380	-
Total Current Assets	36,070	2,500

Other Assets
Intangible Assets	195,124	212,538
Total Other Assets	195,124	212,538
TOTAL ASSETS	231,194	215,038

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	448	-
Promissory Note Payable	163,000	188,538
Related Party loan payable	92,709	22,199
Total Current Liabilities	256,157	210,737
Total Liabilities	256,157	210,737

Capital Stock: $0.001 par value, 75,000,000 shares authorized, 5,797,500 and 4,500,000 shares issued and outstanding as of February 28, 2026 and May 31, 2025, respectively	5,798	4,500
Additional Paid-In Capital (APIC)	37,627	-
Accumulated Deficit	(68,388)	(199)
Total Stockholders equity	(24,963)	4,301
TOTAL LIABILITIES & STOCKHOLDER`S DEFICIT	231,194	215,038

The accompanying notes are an integral part of these unaudited financial statements.

ELVENTIX TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

Three and nine months ended February 28, 2026

(Unaudited)

	For the three months ended February 28, 2026 (unaudited)	For the nine months ended February 28, 2026 (unaudited)
Revenues	-	-
Total Revenues	-	-
Operating Expenses
Bank Service Charges	75	211
Amortization Expense	12,027	34,214
Business licenses and permits	62	62
Research & Development (R&D) expenses	5,500	5,500
Server rental	8,400	8,400
Website Support expense	2,800	2,800
Professional fees	2,956	17,002
Total operating expenses	31,820	36,369

Net loss from operations	(31,820)	(68,189)
Other Income	-	-
Provision for income taxes	-	-
Net Income/Loss	(31,820)	(68,189)

Loss per common share – Basic & Diluted	0.01	0.01

Weighted Average Number of Common Shares Outstanding-Basic & Diluted	5,247,250	4,746,346

The accompanying notes are an integral part of these unaudited financial statements.

ELVENTIX TECHNOLOGY CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three and nine months ended February 28, 2026

(Unaudited)

	Number of common		Additional Paid-in- Capital	Accumulated deficit	Total
	Shares	Amount

Balance as of November 30, 2025	4,500,000	$4,500	$-	$(36,568)	$(32,068)
Sales of common stock at $0.03 per share	1,297,500	1,298	37,627	-	38,925
Net Income for the three months ended February 28, 2026	-	-	-	(31,820)	(31,820)
Balance as of February 28, 2026 (unaudited)	5,797,500	$5,798	$37,627	$(68,388)	$(24,963)

	Number of common		Additional Paid-in- Capital	Accumulated deficit	Total
	Shares	Amount

Balance as of May 31, 2025	4,500,000	$4,500	$-	$(199)	$4,301
Sales of common stock at $0.03 per share	1,297,500	1,298	37,627	-	38,925
Net Income for the nine months ended February 28, 2026	-	-	-	(68,189)	(68,189)
Balance as of February 28, 2026 (unaudited)	5,797,500	$5,798	$37,627	$(68,388)	$(24,963)

The accompanying notes are an integral part of these unaudited financial statements.

ELVENTIX TECHNOLOGY CORPORATION

STATEMENT OF CASH FLOWS

Nine months ended February 28, 2026

(Unaudited)

Nine months ended February 28, 2026
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(68,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	34,214
Changes in operating assets and liabilities:
Increase (decrease) in project in progress	(28,380)
Increase (decrease) in prepaid expenses	(6,800)
Increase (decrease) in accounts payable	448
Net cash flows used in operating activities	$(68,707)

CASH FLOWS FROM INVESTING ACTIVITIES
Intangible assets	(16,800)
Net cash flows used in investing activities	$(16,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related-party loan	70,510
Proceeds from share issuance	38,925
Repayments on promissory note payable	(25,538)
Net cash flows provided by financing activities	$83,897

NET INCREASE (DECREASE) IN CASH	$(1,610)

CASH, BEGINNING OF PERIOD	$2,500

CASH, END OF PERIOD	$890

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-
Cash paid for income tax	$-

The accompanying notes are an integral part of these unaudited financial statements.

ELVENTIX TECHNOLOGY CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2026

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

In addition, Elventix Technology Corporation plans to offer subscription-based access to an API that provides a selection of news sources, which will be personalized and filtered. The Company’s objective is to improve access to timely and relevant information while minimizing non-essential or excessive content.

NOTE 2 - GOING CONCERN

The financial statements were prepared based on a going concern basis that the Company will be able to settle its obligations and make use of its assets in the ordinary course of business in the foreseeable future. However, Elventix Technology Corporation has incurred a cumulative loss of $68,189 for the nine months ended February 28, 2026, and further losses are anticipated in the development of its business. As a result, there is substantial doubt about the Company's ability to operate as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of February 28, 2026 and May 31, 2025 our cash balances is $890 and $2,500, respectively.

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

Promissory note payable

On May 15, 2025, the Company issued a promissory note to Smarterest Incorporated in exchange for the Smarterest mobile app at $188,538. The Company issued a non-interest-bearing convertible promissory note with an original maturity date of November 14, 2025. On November 13, 2025, the promissory note was amended to extend the maturity date to December 31, 2025. In accordance with ASC 470 – Debt, the Company has recognized the promissory note at its face value as it is due within one year and the impact of discounting is immaterial. No interest expense was recorded in connection with this note. On December 31, 2025, Smarterest Incorporated assigned all of its rights, title, and interest under the Promissory Note, including the outstanding principal balance of approximately $163,000, to 360 DIGITAL LLC pursuant to an Assignment of Rights under a Promissory Note (the “Assignment Agreement”). The Company received formal notice of such assignment in accordance with the terms of the Promissory Note and the Assignment Agreement. If the Company defaults at maturity, the entire principal becomes immediately due and payable at the lender’s discretion, and while no interest shall accrue on overdue amounts, the Company is obligated to fully repay the principal and reimburse the lender for all reasonable collection costs, including attorneys’ fees. Following the assignment, the Company is obligated to make all payments under the Promissory Note to 360 DIGITAL LLC in accordance with the payment instructions provided. The assignment does not modify, discharge, or otherwise affect the Company’s obligations under the Promissory Note, which remain in full force and effect.

As of February 28, 2026, promissory note payable was $163,000.

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

NOTE 4 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.  On May 15, 2025 the Company issued 4,500,000 shares of its common stock at $0.001 per share for total proceeds of $4,500.  As of February 28, 2026 the Company had 5,797,500 shares issued and outstanding.

During three months ended February 28, 2026 the Company issued 1,297,500 shares of common stock for cash proceeds of $1,298 at $0.03 per share.

There were 5,797,500 and 4,500,000 shares of common stock issued and outstanding as of February 28, 2026 and May 31, 2025, respectively.

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

As of February 28, 2026, the Company’s CEO and director had advanced $92,709 to the Company a loan agreement (the “Loan Agreement”). Under the Loan Agreement, the CEO has committed to provide up to $200,000 of financial support over a five-year period. The loan is intended for working capital purposes, interest-free, and has the stated maturity date of May 4, 2030. In addition, the CEO and director has signed an amendment to the loan agreement increasing the commitment to $300,000 in order to cover the repayment of the promissory note. The loan is intended for working capital purposes, is unsecured, interest-free, and has no fixed repayment terms other than the stated maturity date of May 4, 2030.

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

During the nine months ended February 28, 2026, the Company capitalized website development costs for $16,800.

Amortization expense of capitalized software and website development costs was $12,027 and $34,214 for the three and nine months ended February 28, 2026, respectively.

The Company had the following intangible assets as of February 28, 2026 and May 31, 2025:

	As of February 28, 2026	As of May 31, 2025
Application	$212,538	$212,538
Website Development	16,800	-
Accumulated Amortization	(34,214)	-
Intangible Assets, Net	$195,124	$212,538

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

On January 8, 2026, the Company incurred contractual payment commitment of $50,415 in connection with the software optimization.

Litigation

The Company was not subject to any legal proceedings during the period from March 4, 2025 (Inception) to February 28, 2026 and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 8 – INCOME TAX PROVISION

As of February 28, 2026, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $68,189 that may be offset against future taxable income through 2040.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $14,319 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The current valuation of tax allowance is not applicable as of February 28, 2026.

Components of deferred tax assets are as follows:

	Nine Months Ended February 28, 2026		Year Ended May 31, 2025

Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward		$68,388		$199
Effective tax rate	x	21%	x	21%
Expected Income Tax Benefit from NOL Carry-Forward		14,361		42
Less: Valuation Allowance		(14,361)		(42)
Deferred Tax Asset, Net of Valuation Allowance		$-		$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for nine months ended February 28, 2026 and the year ended May 31, 2025 as follows:

	Nine Months Ended February 28, 2026	Year Ended May 31, 2025

Computed “expected” tax expense (benefit)	$(14,320)	$(42)
Change in valuation allowance	$14,320	$42
Actual tax expense (benefit)	$-	$-

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 28, 2026 to the date the financial statements were issued and has determined that there are no items to disclose other than as described below.

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

In addition, Elventix Technology Corporation plans to offer subscription-based access to an API that provides a selection of news sources, which will be personalized and filtered. The Company’s objective is to improve access to timely and relevant information while minimizing non-essential or excessive content. The API is designed to seamlessly integrate into third-party platforms and workflows, providing structured, standardized, and continuously updated access to news content. It will offer a curated selection of news sources, enhanced by flexible filtering and personalization capabilities based on user-defined preferences and categories.

Corporate Organization

Elventix Technology Corporation was formed as a Wyoming corporation. On May 15, 2025, the Company entered into an Application Sale Agreement with Smarterest Incorporated to acquire the “Smarterest” mobile application in full, including the underlying source code and all associated intellectual property rights. The acquisition was financed through a Promissory Note executed on the same date, later amended on November 13, 2025, to correct a reference and extend the maturity date to December 31, 2025. On December 31, 2025, Smarterest Incorporated assigned all of its rights, title, and interest under the Promissory Note, including the outstanding principal amount of approximately $163,000, to 360 DIGITAL LLC. The Company received formal notice of the assignment and, following such notice, all payments under the Promissory Note are payable to 360 DIGITAL LLC. The assignment does not alter or discharge the Company’s obligations under the Promissory Note, which remain in full force and effect.

The Company owns the Smarterest application and holds all exclusive, irrevocable rights to modify, develop, commercialize, and license the technology. The Company’s mail forwarding address are located at 1309 Coffeen Avenue STE 1200 Sheridan, Wyoming 82801.

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

2.	Multi-Platform Accessibility The application is planned to be compatible with both Android and iOS devices, allowing broad user reach without additional platform integration costs.
3.	Feature Expansion Capability
The Company plans to incorporate offline reading functionality, allowing users to download news articles and access content without an internet connection. This feature is designed to provide continuous access to news, even in areas with limited or no connectivity.
4.	Flexible Monetization Model
The Company plans to implement multiple revenue channels, including API licensing, subscription tiers, and advertising, offering diversification and scalability once the user base is established.

Growth Strategies

Elventix Technology Corporation plans to enhance the existing codebase with the goal of releasing the first version of the “Smarterest” application on the App Store and Google Play Store. The Company is actively working on refining and expanding the application's features to ensure a seamless and engaging user experience.

Elventix Technology Corporation also intends to expand its market presence and user base both domestically and internationally. The Company plans to continue investing in technology and innovation to improve content personalization, expand content offerings, enhance user experience, and optimize monetization strategies.

In the near term, the Company will focus on user acquisition, engagement, and strategic partnerships to broaden content offerings. Over the medium term, Elventix Technology Corporation plans to pursue international expansion, localization, and the application of emerging technologies, including artificial intelligence and machine learning, to deliver more relevant and personalized content. The Company also anticipates hiring additional personnel and securing partnerships to support growth initiatives.

Over the long term, the Company aims to consolidate its position as a leading global news aggregator, diversify revenue streams, expand into multimedia content, enhance AI-driven personalization, strengthen social and community features, and maintain sustainable and socially responsible operations. Potential challenges include evolving user preferences, technological changes, competition, regulatory compliance, and operational complexity associated with global expansion.

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

Employees

As of the date of this filing, the Company does not have any full-time employees under employment agreements. The Company relies on technology consultants, and third-party development firms for engineering, design, testing, and administrative functions. As the Company scales operations and prepares for commercial deployment, management expects to hire personnel in areas such as software development, product management, user acquisition, data science, and customer support.

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

RESULTS OF OPERATIONS

Results of Operations for the three and nine months ended February 28, 2026, compared to May 31, 2025:

Revenues

For the three and nine months ended February 28, 2026, the Company generated no revenue.

Operating expenses

Total expenses for the three and nine months ended February 28, 2026 were $31,820 and $68,189 consisting of general and administrative expenses.

Net Losses

The company recorded a net loss of $31,820 and $68,189 for the three and nine months ended February 28, 2026, respectively.

Liquidity and Capital Resources

As of February 28, 2026, we have cash reserves of approximately $890 ($2,500 as of May 31, 2025) and our total liabilities are $256,157 ($210,737 as of May 31, 2025), including a promissory note payable of $163,000 ($188,538 as of May 31, 2025), and $92,709 ($22,199 as of May 31, 2025) owed to Tallis Mateus Da Silva, our director, as a related-party loan payable. The available capital reserves of the Company are not sufficient for the Company to remain operational.

Shareholders' equity (deficit) has decreased from $4,301 as of May 31, 2025 to $(24,963) as of February 28, 2026.

The Company has accumulated a net loss of $68,189 for the nine months ended February 28, 2026, compared to an accumulated deficit of $199 as of May 31, 2025, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

Net cash used in operating activities for the nine months ended February 28, 2026, was $68,707.

Cash flows used in investing activities for the nine months ended February 28, 2026, was $16,800.

Cash flows provided by financing activities for the nine months ended February 28, 2026, was $83,897.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of February 28, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

During the period ending February 28, 2026, there were no pending or threatened legal actions against us.

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

SIGNATURES

In accordance with the requirements of the Securities Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELVENTIX TECHNOLOGY CORPORATION

Date: April 3, 2026	By:	/s/	Tallis Mateus Da Silva
		Name:	Tallis Mateus Da Silva
		Title:	President, Director, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)
	By:	/s/	Jose Alejandro Bejarano Velasquez
		Name:	Jose Alejandro Bejarano Velasquez
		Title:	Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Tallis Mateus Da Silva
Tallis Mateus Da Silva	President, Director, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)	April 3, 2026
/s/ Jose Alejandro Bejarano Velasquez
Jose Alejandro Bejarano Velasquez	Director	April 3, 2026