Form 10-K
period 2026-05-31
Elventix Technology Corp
filed 2026-08-31
CIK 2076765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2026

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-289122

ELVENTIX TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

WY	EIN: 37-2173013	7374
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)	(Primary Standard Industrial Classification Code Number)

Avinguda de Blondel, 21,

25002 Lleida, Spain

Email: main@elventix.com Tel.: + 1(256)570-1612

(Address and telephone number of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes [ ] No [X]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes [ ] No [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $0 as of May 31, 2026.

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

Class	Outstanding as of August 31, 2026
Common Stock: $0.001	5,797,500

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate" or "continue", or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this annual report and in our audited financial statements is stated in United States dollars and is prepared in accordance with United States generally accepted accounting principles.

PART I

Item 1. Business.

General

Elventix Technology Corporation ("Elventix ", the "Company", "we", "us" or "our") was incorporated under the laws of the State of Wyoming, U.S. on March 4, 2025 (Inception). The Company is an early-stage technology company focused on the development and commercialization of "Smarterest," a mobile news aggregation and content-curation application. The application is designed to aggregate and deliver current news content, with functionality supporting personalized information delivery.

In addition, the Company offers subscription-based access to an API that provides a selection of news sources, which are personalized and filtered. The Company's objective is to improve access to timely and relevant information while minimizing non-essential or excessive content. The API is designed to integrate into third-party platforms and workflows, providing structured, standardized and continuously updated access to news content.

During the fiscal year ended May 31, 2026 the Company recorded its first revenues of $3,359 from software and API sales, and recorded deferred revenue of $18,090 in respect of subscription periods that had not elapsed as of May 31, 2026.

Corporate Organization

The Company was formed as a Wyoming corporation. On May 15, 2025, the Company entered into an Application Sale Agreement with Smarterest Incorporated to acquire the "Smarterest" mobile application in full, including the underlying source code and all associated intellectual property rights. The acquisition was financed through a Promissory Note executed on the same date, later amended on November 13, 2025 to correct a reference and extend the maturity date to December 31, 2025. On December 31, 2025, Smarterest Incorporated assigned all of its rights, title and interest under the Promissory Note, including the outstanding principal amount of approximately $163,000, to 360 DIGITAL LLC. The Company received formal notice of the assignment and, following such notice, all payments under the Promissory Note are payable to 360 DIGITAL LLC. The assignment does not alter or discharge the Company's obligations under the Promissory Note, which remain in full force and effect. Following second amendment to Promissory Note signed on December 31, 2025, the maturity date was extended from December 31, 2025 to November 14, 2026.

The Company owns the Smarterest application and holds all exclusive, irrevocable rights to modify, develop, commercialize and license the technology. The Company's current principal address is Avinguda de Blondel, 21, 25002 Lleida, Spain.

Development Activities During the Fiscal Year

During the fiscal year ended May 31, 2026 the Company continued to build out the product. The Company capitalized website development costs of $25,200, of which $16,800 was placed in service in October 2025 and an $8,400 enhancement was placed in service in May 2026, and capitalized software refactoring and optimization costs of $50,395, which were placed in service in March 2026. The Company also incurred $5,500 of research and development expense, $16,800 of server rental expense and $5,600 of website support expense during the year.

Competitive Strengths

Comprehensive intellectual property ownership. The Company acquired full ownership of the Smarterest source code and all associated intellectual property rights, including derivative works, branding and future enhancements, which allows the Company to expand and commercialize the platform without licensing restrictions.

Multi-platform accessibility. The application is planned to be compatible with both Android and iOS devices, allowing broad user reach without additional platform integration costs.

Feature expansion capability. The Company plans to incorporate offline reading functionality, allowing users to download news articles and access content without an internet connection.

Flexible monetization model. The Company has already established its initial revenue channel through subscription-based access to an API. As development progresses, management intends to layer additional revenue streams upon the public launch of the mobile application, including multi-tiered consumer subscriptions and digital advertising.

Growth Strategies

The Company plans to enhance the existing codebase with the goal of releasing further versions of the "Smarterest" application on the App Store and Google Play Store. The Company intends to expand its market presence and user base both domestically and internationally, and to continue investing in technology and innovation to improve content personalization, expand content offerings, enhance user experience and optimize monetization strategies.

In the near term, the Company will focus on user acquisition, engagement and strategic partnerships to broaden content offerings. Over the medium term, the Company plans to pursue international expansion, localization and the application of emerging technologies, including artificial intelligence and machine learning. Over the long term, the Company aims to diversify revenue streams, expand into multimedia content, enhance AI-driven personalization and strengthen social and community features.

Competition

The market for news aggregation applications and content APIs is highly competitive and includes large, well-established platform operators as well as numerous smaller applications. Many of our competitors have substantially greater financial, technical and marketing resources than we do, longer operating histories, larger user bases and greater brand recognition. We expect competition to intensify.

Government Regulation

As a digital content aggregator and mobile application provider, the Company is subject to various legal and regulatory considerations, including intellectual property laws governing source code, trademarks and digital content; data privacy and protection laws applicable to user information; app store policies established by Apple and Google; potential AI-related regulatory frameworks as they evolve; and digital advertising and consumer protection standards. To date, the Company has not encountered regulatory barriers that would prevent its development activities; however, future regulatory changes may require modifications to business practices, software architecture or data storage protocols.

Employees

As of May 31, 2026, the Company does not have any full-time employees under employment agreements. The Company relies on technology consultants and third-party development firms for engineering, design, testing and administrative functions. The Company's board consists of Tallis Mateus Da Silva, who holds the positions of President, Director, Treasurer and Secretary, and Jose Alejandro Bejarano Velasquez, Director.

Available Information

Our website address is elventix.com. We file annual, quarterly and current reports and other information with the SEC. The SEC maintains an internet site at www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company is an early-stage company with no employees and limited information technology infrastructure. The Company has not established a formal, documented cybersecurity risk management program, and does not currently have a board committee or a management position specifically responsible for the assessment and management of material risks from cybersecurity threats; these functions are performed by our sole executive officer. To date, the Company has not experienced any cybersecurity incident that has materially affected, or is reasonably likely to materially affect, its business strategy, results of operations or financial condition.

Item 2. Properties.

The Company's current principal address is Avinguda de Blondel, 21, 25002 Lleida, Spain. The Company's principal asset is the Smarterest mobile application and related intellectual property.

Item 3. Legal Proceedings.

The Company was not subject to any legal proceedings during the period from March 4, 2025 (Inception) to May 31, 2026 and no legal proceedings are currently pending or threatened to the best of our knowledge.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our common stock. Our common stock is not quoted on any exchange or quotation system.

Holders of Record

As of May 31, 2026, there were 5,797,500 shares of common stock issued and outstanding held by 31 holders of record.

Dividends

The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company has not adopted any policy regarding the payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has no equity compensation plans.

Use of Proceeds from Registered Securities

During the fiscal year ended May 31, 2026, the Company issued 1,297,500 shares of common stock at $0.03 per share for total cash proceeds of $38,925 pursuant to the Company's registration statement on Form S-1.

Issuer Purchases of Equity Securities

During the fiscal year ended May 31, 2026, the Company did not repurchase any shares of its common stock.

Item 6. [Reserved].

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes appearing elsewhere in this annual report. The Company has a fiscal year ending May 31. The comparative prior period presented is the period from March 4, 2025 (Inception) through May 31, 2025, a period of less than three months, and accordingly a comparison of the two periods is of limited usefulness.

Results of Operations

Fiscal year ended May 31, 2026 compared to the period from March 4, 2025 (Inception) to May 31, 2025

Revenues. For the fiscal year ended May 31, 2026 the Company generated revenues of $3,359, compared to no revenues in the prior period. In addition, as of May 31, 2026 the Company had deferred revenue of $18,090 relating to subscription periods that had not yet elapsed.

Operating expenses. Total operating expenses for the fiscal year ended May 31, 2026 were $111,915, compared to $199 for the period from March 4, 2025 (Inception) to May 31, 2025. Operating expenses for fiscal 2026 consisted of amortization expense of $48,211, professional fees of $35,516, server rental of $16,800, website support expense of $5,600, research and development expense of $5,500, bank service charges of $226 and business licenses and permits of $62.

Net loss. The Company recorded a net loss of $108,556 for the fiscal year ended May 31, 2026, compared to a net loss of $199 for the period from March 4, 2025 (Inception) to May 31, 2025.

Loss per share. Basic and diluted net loss per share was $(0.02) for the fiscal year ended May 31, 2026, based on a weighted average of 5,008,336 shares outstanding, compared to $(0.00) based on 808,989 weighted average shares in the prior period.

Liquidity and Capital Resources

As of May 31, 2026, we had cash of $1,421 (May 31, 2025: $2,500), total assets of $255,343 (May 31, 2025: $215,038), total liabilities of $320,673 (May 31, 2025: $210,737) and a total stockholders' deficit of $(65,330), compared to stockholders' equity of $4,301 as of May 31, 2025.

Our liabilities as of May 31, 2026 consisted of accounts payable of $199, deferred revenue of $18,090, a promissory note payable of $163,000 and a related-party loan payable of $139,384.

The available capital reserves of the Company are not sufficient for the Company to remain operational. The Company depends on continued financial support from its CEO and director under the loan agreement described in Note 8 to the financial statements, and on its ability to raise additional capital.

Cash used in operating activities. Net cash used in operating activities for the fiscal year ended May 31, 2026 was $56,056, compared to $199 in the prior period.

Cash used in investing activities. Net cash used in investing activities for the fiscal year ended May 31, 2026 was $75,595, consisting of capitalized website development costs of $25,200 and capitalized software refactoring costs of $50,395. In the prior period, net cash used in investing activities was $212,538 in connection with the acquisition of the Smarterest application.

Cash provided by financing activities. Net cash provided by financing activities for the fiscal year ended May 31, 2026 was $130,572, consisting of proceeds from the related-party loan of $117,185 and proceeds from the issuance of common stock of $38,925, partially offset by repayments of the promissory note payable of $25,538. In the prior period, net cash provided by financing activities was $215,237.

Going Concern

The Company incurred a net loss of $108,556 for the fiscal year ended May 31, 2026 and has an accumulated deficit of $108,755 as of May 31, 2026, and further losses are anticipated in the development of its business. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans to finance operational expenses for the next twelve months by using available cash on hand, as well as loans from directors and/or a private offering of common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. We believe the most significant estimates relate to the estimated useful lives of intangible assets, the assessment of the recoverability of long-lived assets and the determination of the amount of revenue to be deferred at each reporting date. Actual results could differ from these estimates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this Item, together with the report of the independent registered public accounting firm, are set forth on pages F-1 through F-12 of this report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our independent registered public accounting firm on accounting and financial disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of May 31, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2026 based on the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal control over financial reporting was not effective as of May 31, 2026 due to the following material weaknesses:

We do not have an adequate internal control structure or adequate oversight over financial reporting. The Company has one member of management who is also a director, and therefore the Company lacks adequate segregation of duties. The Company has no audit committee, and the board of directors acts in that capacity without a member who is independent of management.

We have not employed individuals with the necessary accounting knowledge and expertise to ensure accurate financial reporting under U.S. GAAP, and we rely on outside consultants for the preparation of our financial statements.

We lack appropriate information technology controls. The Company retains copies of all financial data and material agreements; however, there is no formal documented procedure or evidence of routine backup of the Company's data or off-site storage of data.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting because the Company is a non-accelerated filer and, as such, is not required to provide such a report.

Changes in Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting There were no changes in our internal control over financial reporting during the fiscal year ended May 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of our executive officer and directors:

Name	Age	Position
Tallis Mateus Da Silva	27	President, Director, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)
Jose Alejandro Bejarano Velasquez	31	Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Tallis Mateus Da Silva

Mr. Da Silva has served as our President, Treasurer, Secretary, and Director since 4 March, 2025, which is his current occupation.

Experience:

Mr. Da Silva has over 6 years of experience in marketing and digital product management. From 2018 to 2021, he worked as a Marketing Analyst at Agencia W360, a digital marketing agency based in Sao Paulo, Brazil, where he specialized in online brand promotion and SEO strategy. From 2021 to 2024, he continued his career as a Product Manager at Xplora Digital SL, a local digital services company offering marketing and IT platforms to SMEs and startups.

Education:

Mr. Da Silva earned a Bachelor’s Degree in Marketing from Pontifícia Universidade Catolica de Goias in 2018.

Based on the above, we believe that Mr. Da Silva has the necessary skills and experience to serve as a director of the Company.

Jose Alejandro Bejarano Velasquez

Mr. Bejarano Velasquez has served as our Director since April 22, 2025.

Experience:

Mr. Bejarano Velasquez has over 7 years of experience in information technology and project management. From 2016 to 2022, he worked as a Technology Consultant at Globant S.A., a multinational IT and software development firm, where he was responsible for managing cross-border client accounts in Latin America. Since 2022, Mr. Bejarano Velasquez has worked as a Project Lead at Open Tech Labs SL, focusing on the implementation of AI-driven systems for digital marketing.

Education:

Mr. Bejarano Velasquez earned a Bachelor’s Degree in Business Administration with a focus on Information Systems from Universidad de los Andes (Bogota, Colombia) in 2015.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

During the past ten years, neither Tallis Mateus Da Silva (President, Director, Treasurer and Secretary) nor Jose Alejandro Bejarano Velasquez (Director) has been involved in any of the legal proceedings described in Item 401(f) of Regulation S-K, including bankruptcy petitions, criminal convictions, court orders or injunctions limiting business activities, or findings of violations of federal or state securities or commodities laws.

Board Committees and Director Independence

We do not have a separately designated audit, compensation or nominating committee. The functions of such committees are performed by our board of directors as a whole. We do not have an "audit committee financial expert" as that term is defined in Item 407(d)(5) of Regulation S-K, because we have not been able to attract a qualified independent director to serve in that capacity.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer and principal financial officer.

Insider Trading Policy

We have not adopted an insider trading policy.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act is not applicable to the Company because the Company does not have a class of securities registered under Section 12 of the Exchange Act.

Item 11. Executive Compensation.

The following table sets forth the compensation earned by our named executive officers for the fiscal year ended May 31, 2026 and for the period from March 4, 2025 (Inception) to May 31, 2025:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Comp. ($)	Total ($)
Tallis Mateus Da Silva, President, Treasurer, Secretary and Director	2026	-0-	-0-	-0-	-0-	-0-
Jose Alejandro Bejarano Velasquez, Director	2026	-0-	-0-	-0-	-0-	-0-

No compensation has been paid or accrued to our officers or directors since inception. We have no employment agreements and no pension, retirement, stock option or other benefit plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of May 31, 2026, based on 5,797,500 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Shares Beneficially Owned	Percent of Class
Tallis Mateus Da Silva, Carretera Gausac, n14 2-2, 25530 Lleida, Spain	Common Stock	4,500,000	77.62%
Jose Alejandro Bejarano Velasquez, C Bonavista 27 P02 3, Cornella Re Llobregat, 08940, Barcelona, Spain	Common Stock	0	0
All officers and directors as a group (2 persons)	Common Stock	4,500,000	77.62%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On May 15, 2025, the Company issued 4,500,000 shares of its common stock at $0.001 per share for total proceeds of $4,500 received from its CEO and director.

The Company's CEO and director has provided working capital advances to the Company under a loan agreement pursuant to which the CEO committed to provide up to $200,000 of financial support over a five-year period. The commitment was subsequently increased to $300,000 by amendment in order to cover the repayment of the promissory note. The loan is intended for working capital purposes, is unsecured, interest-free, and has no fixed repayment terms other than the stated maturity date of May 4, 2030. During the fiscal year ended May 31, 2026, the CEO advanced a net amount of $117,185 to the Company. As of May 31, 2026 and May 31, 2025, the amount due to the related party was $139,384 and $22,199, respectively.

Included in the advances described above are payments of $30,015 made by the CEO directly to a third-party software development vendor on behalf of the Company.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is LAO Professionals (PCAOB ID 7057). The following table sets forth the fees billed for professional services rendered for the fiscal year ended May 31, 2026 and the period ended May 31, 2025:

Fee Category	Fiscal 2026	Fiscal 2025
Audit fees	$8,600	-
Tax fees	-	-
All other fees	-	-
Total	-	-

Audit fees consist of fees for professional services rendered in connection with the audit of our annual financial statements, the review of our quarterly financial statements included in our Quarterly Reports on Form 10-Q, and consents and other services in connection with SEC filings.

Pre-approval policies. Our board of directors, acting in the capacity of the audit committee, pre-approves all audit and permitted non-audit services provided by our independent registered public accounting firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements. The following financial statements are filed as part of this report:

(a)(2) Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(a)(3) Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-289122)
3.2	Bylaws (incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-289122)
10.1	Application Sale Agreement with Smarterest Incorporated, dated May 15, 2025 (incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-289122)
10.2	Promissory Note, dated May 15, 2025, as amended November 13, 2025 (incorporated by reference to the Company's Registration Statement on Form S-1 Amendment No. 3, File No. 333-289122)
10.3	Assignment of Rights under Promissory Note to 360 DIGITAL LLC, dated December 31, 2025
10.4	Loan Agreement with CEO, as amended dated August 1, 2025 (incorporated by reference to the Company's Registration Statement on Form S-1 Amendment No. 1, File No. 333-289122)
10.5	Second Amendment to Promissory Note, dated December 31, 2025
19	Insider Trading Policy
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELVENTIX TECHNOLOGY CORPORATION
Date: August 31, 2026	By: /s/ Tallis Mateus Da Silva Name: Tallis Mateus Da Silva Title: President, Director, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Tallis Mateus Da Silva Tallis Mateus Da Silva	President, Director, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)	August 31, 2026
/s/ Jose Alejandro Bejarano Velasquez Jose Alejandro Bejarano Velasquez	Director	August 31, 2026

ELVENTIX TECHNOLOGY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Elventix Tech Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Elventix Tech Corp. (the ‘Company’) as of May 31, 2026, and 2025, and the related statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for period ended May 31, 2026 and 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2026, and 2025, and the results of its operations and its cash flows for each of the period ended May 31, 2026, and 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 2, the Company incurred a net loss of $108,556 for the fiscal year ended May 31, 2026 and had an accumulated deficit of $108,755 as of that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Related party balances and transactions

As disclosed in Note 8 of the financial statements, during the year ended May 31, 2026, the Company received significant financial support from its Chairman/CEO amounting to $117,185 and by the fiscal year end; the amount due to him as a related party was $139,384.

We identified the accounting for and disclosure of these related-party transactions and financing arrangements as a critical audit matter for the following reasons:

•	The amount involved is material to the financial statements.
•	The auditor’s judgement was involved in assessing the sufficiency of the procedures performed to identify related parties and related party transactions of the company

How we addressed the Critical Audit Matters in the Audit

•	Conducted background checks and reviewed other public research sources for information related to transactions between the Company and its related parties
•	Obtained and reviewed the loan agreement and subsequent amendment and evaluated the terms and conditions of the arrangements.
•	Confirmed the amounts due to the related party directly with the Chairman/CEO.
•	Tested advances received and payments made by the Chairman/CEO on behalf of the Company to supporting documentations.
•	Examined the Company's bank statements and other relevant records to verify the receipt and application of funds.
•	Evaluated the adequacy of the Company's related-party disclosures and the disclosure of the financing arrangements and commitments.

/S/ Lateef Awojobi

LAO PROFESSIONALS

(PCAOB ID 7057)

Lagos, Nigeria

We have served as the Company’s auditor since 2025.

August 31, 2026

ELVENTIX TECHNOLOGY CORPORATION

BALANCE SHEETS

	May 31, 2026	May 31, 2025
	(audited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 1,421	$ 2,500
Prepaid expenses	14,000	—
Total Current Assets	15,421	2,500

Other Assets
Intangible assets, net	239,922	212,538
Total Other Assets	239,922	212,538

TOTAL ASSETS	$ 255,343	$ 215,038

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 199	$ —
Deferred revenue	18,090	—
Promissory note payable	163,000	188,538
Related party loan payable	—	22,199
Total Current Liabilities	181,289	210,737

Long-Term Liabilities
Related party loan payable	139,384	—
Total Long-Term Liabilities	139,384	—
Total Liabilities	320,673	210,737

Commitments and Contingencies (Note 7)

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 75,000,000 shares authorized; 5,797,500 and 4,500,000 shares issued and outstanding as of May 31, 2026 and May 31, 2025, respectively	5,798	4,500
Additional paid-in capital	37,627	—
Accumulated deficit	(108,755)	(199)
Total Stockholders' Equity (Deficit)	(65,330)	4,301

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 255,343	$ 215,038

The accompanying notes are an integral part of these financial statements.

ELVENTIX TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

	For the year ended May 31, 2026	March 4, 2025 (Inception) to May 31, 2025
Revenues	$ 3,359	$ —
Total Revenues	3,359	—

Operating Expenses
Amortization expense	48,211	—
Professional fees	35,516	199
Server rental	16,800	—
Website support expense	5,600	—
Research and development expense	5,500	—
Bank service charges	226	—
Business licenses and permits	62	—
Total Operating Expenses	111,915	199

Net loss from operations	(108,556)	(199)
Other income (expense)	—	—
Provision for income taxes	—	—
Net Loss	$ (108,556)	$ (199)

Net loss per common share — basic and diluted	$ (0.02)	$ (0.00)
Weighted average number of common shares outstanding — basic and diluted	5,008,336	808,989

The accompanying notes are an integral part of these financial statements.

ELVENTIX TECHNOLOGY CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the year ended May 31, 2026 and for the period from March 4, 2025 (Inception) to May 31, 2025

	Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of March 4, 2025 (Inception)	—	$ —	$ —	$ —	$ —
Common shares issued for cash at $0.001 per share	4,500,000	4,500	—	—	4,500
Net loss for the period	—	—	—	(199)	(199)
Balance as of May 31, 2025	4,500,000	$ 4,500	$ —	$ (199)	$ 4,301
Common shares issued for cash at $0.03 per share	1,297,500	1,298	37,627	—	38,925
Net loss for the year	—	—	—	(108,556)	(108,556)
Balance as of May 31, 2026	5,797,500	$ 5,798	$ 37,627	$(108,755)	$(65,330)

The accompanying notes are an integral part of these financial statements.

ELVENTIX TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

	For the year ended May 31, 2026	March 4, 2025 (Inception) to May 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (108,556)	$ (199)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	48,211	—
Changes in operating assets and liabilities:
Increase in prepaid expenses	(14,000)	—
Increase in accounts payable	199	—
Increase in deferred revenue	18,090	—
Net cash used in operating activities	(56,056)	(199)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mobile application	—	(212,538)
Capitalized website development costs	(25,200)	—
Capitalized software refactoring costs	(50,395)	—
Net cash used in investing activities	(75,595)	(212,538)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory note payable	—	188,538
Repayments of promissory note payable	(25,538)	—
Proceeds from related party loan payable	117,185	22,199
Proceeds from issuance of common stock	38,925	4,500
Net cash provided by financing activities	130,572	215,237

NET INCREASE (DECREASE) IN CASH	(1,079)	2,500
CASH, BEGINNING OF PERIOD	2,500	—
CASH, END OF PERIOD	$ 1,421	$ 2,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ —	$ —
Cash paid for income taxes	$ —	$ —

The accompanying notes are an integral part of these financial statements.

ELVENTIX TECHNOLOGY CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2026

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

ELVENTIX TECHNOLOGY CORPORATION ("the Company") was incorporated under the laws of the State of Wyoming, U.S. on March 4, 2025 (Inception). The Company is to provide customers with a user-focused mobile application, Smarterest, that delivers up-to-date news content tailored to individual preferences. The Company has acquired the mobile application "Smarterest". The application is designed to aggregate and deliver current news content, with functionality supporting personalized information delivery.

In addition, the Company offers subscription-based access to an API that provides a selection of news sources, which are personalized and filtered. The Company's objective is to improve access to timely and relevant information while minimizing non-essential or excessive content.

The Company has adopted a May 31 fiscal year end. The comparative period presented is the period from March 4, 2025 (Inception) to May 31, 2025.

NOTE 2 — GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates that the Company will be able to settle its obligations and make use of its assets in the ordinary course of business in the foreseeable future. However, the Company incurred a net loss of $108,556 for the year ended May 31, 2026 and has an accumulated deficit of $108,755 as of May 31, 2026, and further losses are anticipated in the development of its business. As a result, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's capacity to operate as a going concern is reliant on its ability to generate profitable operations in the future and/or to secure the required funding to meet its obligations and settle liabilities resulting from standard business operations when they become due. Management plans to finance operational expenses for the next twelve months by using available cash on hand, as well as loans from directors and/or a private offering of common stock. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and are presented in U.S. dollars. The Company has adopted a May 31 fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of May 31, 2026 and May 31, 2025, the Company's cash balances were $1,421 and $2,500, respectively.

Prepaid Expenses

Prepaid expenses represent amounts paid to secure the use of assets or the receipt of services at a future date. When the prepaid expenses are consumed, they are charged to expense. As of May 31, 2026 and May 31, 2025, prepaid expenses amounted to $14,000 and $0, respectively.

Fair Value of Financial Instruments

ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value: Level 1, observable inputs such as quoted prices in active markets; Level 2, inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The carrying value of cash, accounts payable, the promissory note payable and the loan from the Company's shareholder approximates fair value due to their short-term nature.

Intangible Assets

The Company follows the provisions of ASC 985, Software, which requires that all costs relating to the purchase or internal development and production of software products to be sold, leased or otherwise marketed be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company amortizes capitalized costs using the straight-line method over the estimated economic life of the product, commencing when the asset is placed in service. See Note 6.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Promissory Note Payable

On May 15, 2025, the Company issued a promissory note to Smarterest Incorporated in exchange for the Smarterest mobile application in the amount of $188,538. The note is non-interest-bearing. In accordance with ASC 470, Debt, the Company has recognized the promissory note at its face value as the impact of discounting is immaterial. No interest expense was recorded in connection with this note. See Note 8.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 606, "Revenue from Contracts with Customers" ("ASC 606"), which directs entities to recognize revenue when the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the entity expects to be entitled. The Company applies the five-step model: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company offers API keys that grant access to a limited number of API calls. Customers select a pricing plan on the Company's website and contact the Company. The Company's policy requires payment upon issuance of an invoice. Once payment is received, the API key is delivered via email. API access is provided in the form of a unique, non-transferable key. Revenue is recognized ratably over the specified period during which the customer is granted access to the software.

During the year ended May 31, 2026, the Company recognized revenue of $3,359. As of May 31, 2026, the Company had deferred revenue of $18,090 representing consideration received for subscription periods that had not yet elapsed. No revenue was recognized and no deferred revenue existed in the prior period.

Basic Income (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 "Earnings per Share", which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. The Company has no potential dilutive instruments, and therefore basic and diluted earnings (loss) per share are equal.

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

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods presented.

Recent Accounting Pronouncements

The Company has reviewed all recent accounting pronouncements issued through the date of issuance of these financial statements and does not believe any will have a material impact on the Company's financial results, other than as described below.

ASU 2023-09, Improvements to Income Tax Disclosures. Effective for annual periods beginning after December 15, 2025, this update requires a disaggregated rate reconciliation and disclosure of income taxes paid. The Company expects increased disclosure but no impact on financial results.

ASU 2024-03, Disaggregation of Income Statement Expenses. Effective for annual periods beginning after December 15, 2026, this update requires tabular disclosure of key expense components. The Company expects increased disclosure but no impact on financial results.

NOTE 4 — COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

On May 15, 2025, the Company issued 4,500,000 shares of its common stock at $0.001 per share for total proceeds of $4,500 received from its CEO and director.

During the year ended May 31, 2026, the Company issued 1,297,500 shares of common stock at $0.03 per share for total cash proceeds of $38,925, of which $1,298 was recorded as common stock and $37,627 as additional paid-in capital.

There were 5,797,500 and 4,500,000 shares of common stock issued and outstanding as of May 31, 2026 and May 31, 2025, respectively.

NOTE 5 — INTANGIBLE ASSETS

During the period ended May 31, 2025, the Company acquired the Smarterest mobile application for $212,538. The application was placed in service in June 2025 and is being amortized on a straight-line basis over an estimated useful life of 60 months.

During the year ended May 31, 2026, the Company capitalized website development costs of $25,200 and software refactoring costs of $50,395. Website development costs of $16,800 were placed in service in October 2025 and are being amortized over 36 months; an enhancement of $8,400 was placed in service in May 2026 and is being amortized over the remaining useful life of the underlying asset of 29 months. Software refactoring costs of $50,395 were placed in service in March 2026 and are being amortized over 60 months.

Amortization expense was $48,211 and $0 for the year ended May 31, 2026 and the period from March 4, 2025 (Inception) to May 31, 2025, respectively.

Intangible assets consisted of the following:

	As of May 31, 2026	As of May 31, 2025
Application	$ 212,538	$ 212,538
Website development	25,200	—
Software refactoring	50,395	—
Total cost	288,133	212,538
Accumulated amortization	(48,211)	—
Intangible assets, net	$ 239,922	$ 212,538

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Contractual Commitments

On January 8, 2026, the Company incurred a contractual payment commitment of $50,415 in connection with software optimization. As of May 31, 2026, capitalized software refactoring costs amounted to $50,395.

Litigation

The Company was not subject to any legal proceedings during the period from March 4, 2025 (Inception) to May 31, 2026 and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 7 — PROMISSORY NOTE PAYABLE

On May 15, 2025, the Company issued a non-interest-bearing promissory note to Smarterest Incorporated in the amount of $188,538 in exchange for the Smarterest mobile application, with an original maturity date of November 14, 2025. On November 13, 2025, the promissory note was amended to extend the maturity date to December 31, 2025.

On December 31, 2025, Smarterest Incorporated assigned all of its rights, title and interest under the promissory note, including the outstanding principal balance of approximately $163,000, to 360 DIGITAL LLC pursuant to an Assignment of Rights under a Promissory Note. The Company received formal notice of such assignment. Following the assignment, the Company is obligated to make all payments under the promissory note to 360 DIGITAL LLC. The assignment does not modify, discharge or otherwise affect the Company's obligations under the promissory note, which remain in full force and effect. Following second amendment to Promissory Note signed on December 31, 2025, the maturity date was extended from December 31, 2025 to November 14, 2026.

If the Company defaults at maturity, the entire principal becomes immediately due and payable at the lender's discretion, and while no interest shall accrue on overdue amounts, the Company is obligated to fully repay the principal and reimburse the lender for all reasonable collection costs, including attorneys' fees.

During the year ended May 31, 2026, the Company repaid $25,538 of principal. As of May 31, 2026 and May 31, 2025, the promissory note payable was $163,000 and $188,538, respectively.

NOTE 8 — RELATED PARTY TRANSACTIONS

To support the Company's financial needs, the Company may obtain advances from related parties until such time as it can sustain its operations or secure sufficient funding through the sale of its equity or traditional debt financing. Shareholders and directors have not made a written commitment for continued support beyond the loan agreement described below, and the amounts involved represent advances or payments made to settle liabilities.

The Company's CEO and director has entered into a loan agreement (the "Loan Agreement") under which the CEO committed to provide up to $200,000 of financial support over a five-year period. The CEO subsequently signed an amendment to the Loan Agreement dated August 1, 2025 increasing the commitment to $300,000 in order to cover the repayment of the promissory note. The loan is intended for working capital purposes, is unsecured, interest-free, and has no fixed repayment terms other than the stated maturity date of May 4, 2030. The Company determined that no imputed interest was required to be recognized for this related party loan as the loan is interest-free and does not contain terms requiring recognition of imputed interest.

As of May 31, 2026 and May 31, 2025, the amount due to the related party was $139,384 and $22,199, respectively. During the year ended May 31, 2026, the CEO advanced a net amount of $117,185 to the Company, which included $30,015 paid by the CEO directly to a third-party software development vendor on behalf of the Company.

On May 15, 2025, the Company issued 4,500,000 shares of its common stock at $0.001 per share for total proceeds of $4,500 received from its CEO and director.

NOTE 9 — INCOME TAX PROVISION

As of May 31, 2026, the Company had net operating loss ("NOL") carry-forwards for U.S. federal income tax purposes of approximately $108,755. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements, as management believes that the realization of the Company's net deferred tax assets of approximately $22,838 was not considered more likely than not, and accordingly the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding their realization.

Components of deferred tax assets are as follows:

	Year Ended May 31, 2026	Period Ended May 31, 2025
Net deferred tax asset, non-current:
Net operating loss carry-forward	$108,755	$199
Effective tax rate	21%	21%
Expected income tax benefit from NOL carry-forward	22,838	42
Less: valuation allowance	(22,838)	(42)
Deferred tax asset, net of valuation allowance	$—	$—

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended May 31, 2026 and the period ended May 31, 2025 as follows:

	Year Ended May 31, 2026	Period Ended May 31, 2025
Computed "expected" tax benefit	$(22,797)	$(42)
Change in valuation allowance	22,797	42
Actual tax expense (benefit)	$—	$—

NOTE 10 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2026 through August 31, 2026, the date the financial statements were issued, and has determined that there are no items to disclose.