Form 10-Q
period 2026-08-31
Elventix Technology Corp
filed 2026-10-14
CIK 2076765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

or

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

Avinguda de Blondel, 21,

25002 Lleida, Spain

Tel.: +1 (256) 570-1612 Email: main@elventix.com

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,797,500 shares of common stock, $0.001 par value, issued and outstanding as of October 14, 2026.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate” or “continue”, or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and is prepared in accordance with United States generally accepted accounting principles.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying interim financial statements of ELVENTIX TECHNOLOGY CORPORATION (the “Company”, “we”, “us” or “our”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements are condensed and should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended May 31, 2026, included in the Company’s Annual Report on Form 10-K.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial condition, results of operations and cash flows of the Company for the interim periods presented.

ELVENTIX TECHNOLOGY CORPORATION

BALANCE SHEETS

	August 31, 2026 (Unaudited)	May 31, 2026 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	630	1,421
Prepaid expenses	18,400	14,000
Total Current Assets	19,030	15,421
Other Assets
Intangible assets, net	259,553	239,922
Total Other Assets	259,553	239,922
TOTAL ASSETS	278,583	255,343

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	347	199
Deferred revenue	28,810	18,090
Promissory note payable	163,000	163,000
Total Current Liabilities	192,157	181,289
Long-Term Liabilities
Related party loan payable	163,584	139,384
Total Long-Term Liabilities	163,584	139,384
Total Liabilities	355,741	320,673

Commitments and contingencies (Note 6)

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value; 75,000,000 shares authorized; 5,797,500 shares issued and outstanding as of August 31, 2026 and May 31, 2026	5,798	5,798
Additional paid-in capital	37,627	37,627
Accumulated deficit	(120,583)	(108,755)
Total Stockholders’ Equity (Deficit)	(77,158)	(65,330)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	278,583	255,343

The accompanying notes are an integral part of these unaudited financial statements.

ELVENTIX TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended August 31, 2026	Three months ended August 31, 2025
Revenues	32,196	-
Total Revenues	32,196	-

Operating Expenses
Amortization expense	16,009	10,627
Professional fees	14,473	8,526
Server rental	8,400	-
Research and development expense	5,040	-
Dues and subscriptions	87	-
Bank service charges	15	76
Total Operating Expenses	44,024	19,229

Net loss from operations	(11,828)	(19,229)
Other income (expense)	-	-
Provision for income taxes	-	-
Net Loss	(11,828)	(19,229)

Net loss per common share – basic and diluted	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding – basic and diluted	5,797,500	4,500,000

The accompanying notes are an integral part of these unaudited financial statements.

ELVENTIX TECHNOLOGY CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended August 31, 2026 and 2025 (Unaudited)

	Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of May 31, 2026	5,797,500	5,798	37,627	(108,755)	(65,330)
Net loss for the three months ended August 31, 2026	-	-	-	(11,828)	(11,828)
Balance as of August 31, 2026 (unaudited)	5,797,500	5,798	37,627	(120,583)	(77,158)

	Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of May 31, 2025	4,500,000	4,500	-	(199)	4,301
Net loss for the three months ended August 31, 2025	-	-	-	(19,229)	(19,229)
Balance as of August 31, 2025 (unaudited)	4,500,000	4,500	-	(19,428)	(14,928)

The accompanying notes are an integral part of these unaudited financial statements.

ELVENTIX TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended August 31, 2026	Three months ended August 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(11,828)	(19,229)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	16,009	10,627
Changes in operating assets and liabilities:
Increase in prepaid expenses	(4,400)	-
Increase in accounts payable	148	-
Increase in deferred revenue	10,720	-
Net cash provided by (used in) operating activities	10,649	(8,602)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized API development costs	(35,640)	-
Capitalized website development costs	-	(15,300)
Net cash used in investing activities	(35,640)	(15,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan payable	24,200	21,805
Net cash provided by financing activities	24,200	21,805

NET DECREASE IN CASH	(791)	(2,097)
CASH, BEGINNING OF PERIOD	1,421	2,500
CASH, END OF PERIOD	630	403

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	-	-
Cash paid for income taxes	-	-
Expenses and vendor payables paid directly by related party on behalf of the Company (included in proceeds from related party loan payable)	24,200	-

The accompanying notes are an integral part of these unaudited financial statements.

ELVENTIX TECHNOLOGY CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2026

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

ELVENTIX TECHNOLOGY CORPORATION (the “Company”) was incorporated under the laws of the State of Wyoming, U.S. on March 4, 2025 (Inception). The Company is an early-stage technology company focused on the development and commercialization of “Smarterest,” a mobile news aggregation and content-curation application designed to aggregate and deliver current news content, with functionality supporting personalized information delivery.

In addition, the Company offers subscription-based access to an API that provides a selection of news sources, which are personalized and filtered. The API is designed to integrate into third-party platforms and workflows, providing structured and continuously updated access to news content. The Company has adopted a May 31 fiscal year end.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates that the Company will be able to settle its obligations and make use of its assets in the ordinary course of business in the foreseeable future. The Company incurred a net loss of $11,828 for the three months ended August 31, 2026, has an accumulated deficit of $120,583 and a working capital deficit of $173,127 as of August 31, 2026. In addition, the Company's promissory note payable of $163,000 matures on November 14, 2026. Further losses are anticipated in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

The Company’s capacity to operate as a going concern is reliant on its ability to generate profitable operations in the future and/or to secure the required funding to meet its obligations and settle liabilities resulting from standard business operations when they become due. Management plans to finance operational expenses for the next twelve months by using available cash on hand and revenues from API subscriptions, as well as loans from its director and/or a private offering of common stock. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The unaudited condensed interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended August 31, 2026 are not necessarily indicative of the results expected for the full fiscal year ending May 31, 2027 or for any future period. These financial statements should be read in conjunction with the Company’s audited financial statements and notes for the fiscal year ended May 31, 2026. The balance sheet as of May 31, 2026 has been derived from the audited financial statements at that date.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with U.S. GAAP and are presented in U.S. dollars.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of August 31, 2026 and May 31, 2026, the Company’s cash balances were $630 and $1,421, respectively.

Prepaid Expenses

Prepaid expenses represent amounts paid to secure the use of assets or the receipt of services at a future date and are charged to expense as consumed. As of August 31, 2026, prepaid expenses of $18,400 consisted of prepaid server rental of $8,400 and prepaid professional services of $10,000. As of May 31, 2026, prepaid expenses amounted to $14,000.

Intangible Assets

The Company follows the provisions of ASC 985, Software, which requires that all costs relating to the purchase or internal development and production of software products to be sold, leased or otherwise marketed be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company amortizes capitalized costs using the straight-line method over the estimated economic life of the product, commencing when the asset is placed in service. See Note 5.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. No impairment was recognized during the three months ended August 31, 2026 and 2025.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value: Level 1, observable inputs such as quoted prices in active markets; Level 2, inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, unobservable inputs in which little or no market data exists. The carrying values of cash, accounts payable and the promissory note payable approximate fair value due to their short-term nature.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, by applying the five-step model: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company offers API keys that grant access to a limited number of API calls under basic, pro and custom subscription plans. Customers select a pricing plan on the Company’s website and contact the Company. The Company’s policy requires payment upon issuance of an invoice; once payment is received, the API key is delivered via email. API access is provided in the form of a unique, non-transferable key. Revenue is recognized ratably over the subscription period during which the customer is granted access to the API. Consideration received in advance of the subscription period is recorded as deferred revenue.

Revenue by subscription plan for the three months ended August 31, 2026 was as follows:

	Three months ended August 31, 2026	Three months ended August 31, 2025
Pro subscriptions	18,410	-
Custom subscriptions	13,187	-
Basic subscriptions	599	-
Total revenues	32,196	-

Changes in deferred revenue for the three months ended August 31, 2026 were as follows:

Amount
Balance as of May 31, 2026	18,090
Consideration received from customers	42,916
Revenue recognized	(32,196)
Balance as of August 31, 2026	28,810

Revenue recognized during the three months ended August 31, 2026 that was included in the deferred revenue balance as of May 31, 2026 amounted to $10,794. The Company expects to recognize the deferred revenue balance as of August 31, 2026 as revenue within the next twelve months.

Concentrations

During the three months ended August 31, 2026, four customers accounted for approximately 24%, 17%, 17% and 12% of total revenues, respectively. The Company had no revenues during the three months ended August 31, 2025.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with ASC 260-10-45, Earnings per Share. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The Company has no potential dilutive instruments, and therefore basic and diluted loss per share are equal.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax bases (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods presented.

Recent Accounting Pronouncements

The Company has reviewed all recent accounting pronouncements issued through the date of issuance of these financial statements and does not believe any will have a material impact on the Company’s financial results, other than as described below.

ASU 2023-09, Improvements to Income Tax Disclosures. Effective for annual periods beginning after December 15, 2025, this update requires a disaggregated rate reconciliation and disclosure of income taxes paid. The Company will apply the update in its annual financial statements for the fiscal year ending May 31, 2027 and expects increased disclosure but no impact on financial results.

ASU 2024-03, Disaggregation of Income Statement Expenses. Effective for annual periods beginning after December 15, 2026, this update requires tabular disclosure of key expense components. The Company expects increased disclosure but no impact on financial results.

ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. Effective for annual periods beginning after December 15, 2027, this update removes references to software development project stages and clarifies the threshold for capitalizing internal-use software costs. The Company is evaluating the impact of this update on its accounting for capitalized API development costs.

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

No shares of common stock were issued during the three months ended August 31, 2026. There were 5,797,500 shares of common stock issued and outstanding as of August 31, 2026 and May 31, 2026.

NOTE 5 – INTANGIBLE ASSETS

The Smarterest mobile application acquired for $212,538 was placed in service in June 2025 and is being amortized on a straight-line basis over an estimated useful life of 60 months. Website development costs of $16,800 were placed in service in October 2025 and are being amortized over 36 months; an enhancement of $8,400 was placed in service in May 2026 and is being amortized over the remaining useful life of the underlying asset of 29 months. Software refactoring costs of $50,395 were placed in service in March 2026 and are being amortized over 60 months.

During the three months ended August 31, 2026, the Company capitalized API development costs of $35,640, which were placed in service in July 2026 and are being amortized over an estimated useful life of 60 months.

Amortization expense was $16,009 and $10,627 for the three months ended August 31, 2026 and 2025, respectively.

Intangible assets consisted of the following:

	August 31, 2026	May 31, 2026
Application	212,538	212,538
Website development	25,200	25,200
Software refactoring	50,395	50,395
API	35,640	-
Total cost	323,773	288,133
Accumulated amortization	(64,220)	(48,211)
Intangible assets, net	259,553	239,922

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

On January 8, 2026, the Company incurred a contractual payment commitment of $50,415 in connection with software optimization. As of August 31, 2026, capitalized software refactoring costs amounted to $50,395. During the three months ended August 31, 2026, the Company engaged a third-party software development vendor for the development of its API; costs of $35,640 were capitalized and $7,200 were expensed under this engagement, and no amounts remained payable to the vendor as of August 31, 2026.

Litigation

The Company was not subject to any legal proceedings during the period from March 4, 2025 (Inception) to August 31, 2026 and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 7 – PROMISSORY NOTE PAYABLE

On May 15, 2025, the Company acquired the “Smarterest” mobile application and related source code from Smarterest Incorporated for total consideration of $212,538 pursuant to an Application Sale Agreement. The purchase price consisted of $24,000 payable in accordance with the payment schedule set forth in the Application Sale Agreement and a non-interest-bearing promissory note in the principal amount of $188,538. The promissory note had an original maturity date of November 14, 2025. On November 13, 2025, the promissory note was amended to extend the maturity date to December 31, 2025. In accordance with ASC 470, Debt, the Company has recognized the promissory note at its face value as the impact of discounting is immaterial. No interest expense was recorded in connection with this note.

On December 31, 2025, Smarterest Incorporated assigned all of its rights, title and interest under the promissory note, including the outstanding principal balance of $163,000, to 360 DIGITAL LLC pursuant to an Assignment of Rights under a Promissory Note. The Company received formal notice of such assignment. Following the assignment, the Company is obligated to make all payments under the promissory note to 360 DIGITAL LLC. The assignment does not modify, discharge or otherwise affect the Company's obligations under the promissory note, which remain in full force and effect. Following second amendment to Promissory Note dated December 31, 2025, the maturity date was extended from December 31, 2025 to November 14, 2026.

If the Company defaults at maturity, the entire principal becomes immediately due and payable at the lender’s discretion, and while no interest shall accrue on overdue amounts, the Company is obligated to fully repay the principal and reimburse the lender for all reasonable collection costs, including attorneys’ fees.

As of August 31, 2026 and May 31, 2026, the outstanding principal balance of the promissory note was $163,000, and no repayments were made during the three months ended August 31, 2026. The promissory note matures on November 14, 2026 and is classified as a current liability as its maturity date falls within twelve months of the balance sheet date.

NOTE 8 – RELATED PARTY TRANSACTIONS

On May 5, 2025, the Company’s CEO and director has entered into a loan agreement (the “Loan Agreement”) under which he committed to provide up to $200,000 of financial support over a five-year period. The commitment was subsequently increased to $300,000 by amendment in order to cover the repayment of the promissory note dated August 1, 2025. The loan is intended for working capital purposes, is unsecured, interest-free, and has maturity date of May 4, 2030; accordingly, it is classified as a long-term liability.

During the three months ended August 31, 2026, the CEO and director advanced $24,200 to the Company, consisting of payments made directly on behalf of the Company of $5,600 to a server rental provider and $18,600 to a third-party software development vendor. As of August 31, 2026 and May 31, 2026, the amount due to the related party was $163,584 and $139,384, respectively.

On May 15, 2025, the Company issued 4,500,000 shares of its common stock at $0.001 per share for total proceeds of $4,500 received from its CEO and director.

NOTE 9 – INCOME TAXES

As of August 31, 2026, the Company had net operating loss (“NOL”) carry-forwards for U.S. federal income tax purposes of approximately $120,583 that may be carried forward indefinitely, subject to an 80% of taxable income limitation. No tax benefit has been recorded with respect to these NOL carry-forwards, as management believes that the realization of the Company’s net deferred tax assets of approximately $25,322 is not more likely than not; accordingly, the potential tax benefits are fully offset by a valuation allowance.

Components of deferred tax assets are as follows:

	August 31, 2026	May 31, 2026
Net operating loss carry-forward	120,583	108,755
Statutory tax rate	21%	21%
Expected income tax benefit from NOL carry-forward	25,322	22,838
Less: valuation allowance	(25,322)	(22,838)
Deferred tax asset, net of valuation allowance	-	-

The actual tax benefit differs from the expected tax benefit computed at the statutory rate of 21% as follows:

	Three months ended August 31, 2026	Three months ended August 31, 2025
Computed “expected” tax benefit	(2,484)	(4,038)
Change in valuation allowance	2,484	4,038
Actual tax expense (benefit)	-	-

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August 31, 2026 through October 14, 2026, the date the financial statements were issued. On September 15, 2026, FINRA determined that Glendale Securities, Inc. had demonstrated compliance with FINRA Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934 and could initiate a priced quotation for the Company’s common stock, trading under the symbol ELVX, on OTC Link ATS at a quoted bid price of $0.0300 and an ask price of $0.0500. As of October 14, 2026, the Company’s common stock had not commenced trading. On September 30, 2026, the Company’s lender, Tallis Mateus Da Silva, who is also a director of the Company, voluntarily agreed to forgive the Company’s outstanding debt in the principal amount of $163,584. Following such forgiveness, the outstanding principal balance under the Loan Agreement shall be $0. The debt was forgiven in full without any payment or other consideration from the Company. As a result, the Company is no longer obligated to repay the $163,584 outstanding debt owed to Mr. Tallis Mateus Da Silva.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited financial statements and the related notes appearing elsewhere in this quarterly report and with our audited financial statements for the fiscal year ended May 31, 2026 included in our Annual Report on Form 10-K.

Overview

ELVENTIX TECHNOLOGY CORPORATION (the “Company”) was incorporated in the State of Wyoming on March 4, 2025 and is an early-stage technology company focused on the development and commercialization of “Smarterest,” a mobile news aggregation and content-curation application, and on subscription-based access to an API that provides personalized and filtered news sources. The Company owns the Smarterest application, including the underlying source code and all associated intellectual property rights, acquired on May 15, 2025 under an Application Sale Agreement with Smarterest Incorporated. During the three months ended August 31, 2026, the Company completed an upgrade and enhancement of its existing API service pursuant to an API Upgrade Agreement entered into on June 1, 2026. The upgrade work was completed on July 17, 2026, following which the enhanced API was deployed for use. The underlying API had originally been developed and completed on March 25, 2026. The Company's current principal address is Avinguda de Blondel, 21, 25002 Lleida, Spain. As of the date of this report, the Company has no full-time employees and relies on technology consultants and third-party development firms.

Results of Operations for the three months ended August 31, 2026 compared to the three months ended August 31, 2025

	Three months ended Aug. 31, 2026	Three months ended Aug. 31, 2025	Change
Revenues	32,196	-	32,196
Amortization expense	16,009	10,627	5,382
Professional fees	14,473	8,526	5,947
Server rental	8,400	-	8,400
Research and development expense	5,040	-	5,040
Dues and subscriptions	87	-	87
Bank service charges	15	76	(61)
Total operating expenses	44,024	19,229	24,795
Net loss	(11,828)	(19,229)	7,401

Revenues. For the three months ended August 31, 2026, the Company generated revenues of $32,196 from API subscriptions, compared to no revenues for the three months ended August 31, 2025. Revenues consisted of pro subscriptions of $18,410, custom subscriptions of $13,187 and basic subscriptions of $599. During the quarter the Company received $42,916 from customers, and deferred revenue increased from $18,090 as of May 31, 2026 to $28,810 as of August 31, 2026.

Operating expenses. Total operating expenses for the three months ended August 31, 2026 were $44,024, compared to $19,229 for the three months ended August 31, 2025, an increase of $24,795. The increase was primarily attributable to server rental expense of $8,400 and research and development expense of $5,040 related to the operation and development of the API, both of which were not incurred in the comparative period, an increase in professional fees of $5,947 and an increase in amortization expense of $5,382 resulting from software refactoring costs, website development costs and API development costs placed in service after August 31, 2025. Professional fees of $14,473 consisted primarily of audit and review fees, technical support consulting, transfer agent and legal fees.

Net loss. As a result of the foregoing, the Company recorded a net loss of $11,828, or $(0.00) per share, for the three months ended August 31, 2026, compared to a net loss of $19,229, or $(0.00) per share, for the three months ended August 31, 2025.

Liquidity and Capital Resources

As of August 31, 2026, the Company had cash of $630 (May 31, 2026: $1,421), total current assets of $19,030 (May 31, 2026: $15,421), total assets of $278,583 (May 31, 2026: $255,343), total current liabilities of $192,157 (May 31, 2026: $181,289) and total liabilities of $355,741 (May 31, 2026: $320,673). The Company had a working capital deficit of $173,127 and a total stockholders’ deficit of $(77,158) as of August 31, 2026, compared to a working capital deficit of $165,868 and a stockholders’ deficit of $(65,330) as of May 31, 2026.

Our liabilities as of August 31, 2026 consisted of accounts payable of $347, deferred revenue of $28,810, a promissory note payable of $163,000 maturing on November 14, 2026, and a related party loan payable of $163,584 owed to our CEO and director. The available capital reserves of the Company are not sufficient for the Company to remain operational. The Company depends on continued financial support from its CEO and director under the Loan Agreement described in Note 8 to the financial statements, on revenues from API subscriptions and on its ability to raise additional capital.

	Three months ended Aug. 31, 2026	Three months ended Aug. 31, 2025
Net cash provided by (used in) operating activities	10,649	(8,602)
Net cash used in investing activities	(35,640)	(15,300)
Net cash provided by financing activities	24,200	21,805
Net decrease in cash	(791)	(2,097)

Cash from operating activities. Net cash provided by operating activities for the three months ended August 31, 2026 was $10,649, compared to net cash used in operating activities of $8,602 for the three months ended August 31, 2025. The change reflects cash collected from API subscriptions in advance of the subscription periods (an increase in deferred revenue of $10,720), partially offset by the net loss adjusted for non-cash amortization and an increase in prepaid expenses of $4,400.

Cash used in investing activities. Net cash used in investing activities for the three months ended August 31, 2026 was $35,640, consisting of capitalized API development costs, compared to $15,300 of capitalized website development costs for the three months ended August 31, 2025.

Cash provided by financing activities. Net cash provided by financing activities for the three months ended August 31, 2026 was $24,200, consisting of advances under the Loan Agreement with our CEO and director, which were paid directly to vendors on behalf of the Company, compared to $21,805 of related party advances for the three months ended August 31, 2025.

Going Concern

The Company has an accumulated deficit of $120,583 as of August 31, 2026, and further losses are anticipated in the development of its business. These conditions, together with the working capital deficit and upcoming debt maturities, raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to finance operational expenses for the next twelve months by using available cash on hand and subscription revenues, as well as loans from its director and/or a private offering of common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. We believe the most significant estimates relate to the estimated useful lives of intangible assets, the assessment of the recoverability of long-lived assets and the determination of the amount of revenue to be deferred at each reporting date. There have been no material changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of August 31, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. This conclusion is based on the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026, including the lack of segregation of duties, the absence of an audit committee with an independent financial expert, the lack of personnel with U.S. GAAP expertise and insufficient information technology controls.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

During the period ended August 31, 2026, there were no pending or threatened legal actions against us.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities.

There were no unregistered sales of equity securities during the three months ended August 31, 2026.

Use of Proceeds from Registered Offering.

The Company’s Registration Statement on Form S-1 (File No. 333-289122) relating to the offering of up to 4,000,000 shares of common stock at $0.03 per share was declared effective by the Securities and Exchange Commission on December 8, 2025. As of August 31, 2026, the Company had sold 1,297,500 shares under the offering for gross proceeds of $38,925, all of which were received during the fiscal year ended May 31, 2026. No shares were sold under the offering during the three months ended August 31, 2026.

As of August 31, 2026, all of the net proceeds from the offering had been used. The proceeds have been used for working capital purposes, including the development of the Company’s application, website and API and SEC reporting costs. As of August 31, 2026, no proceeds from the offering remained unused.

Item 3. Defaults Upon Senior Securities.

None. See Note 7 to the financial statements regarding the promissory note payable, which matures on November 14, 2026.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended August 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K. There is no other information required to be disclosed under this item that has not previously been reported.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELVENTIX TECHNOLOGY CORPORATION

Date: October 14, 2026	By:	/s/	Tallis Mateus Da Silva
		Name:	Tallis Mateus Da Silva

	Title:	President, Director, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)
By:	/s/	Jose Alejandro Bejarano Velasquez
	Name:	Jose Alejandro Bejarano Velasquez
	Title:	Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Tallis Mateus Da Silva Tallis Mateus Da Silva	President, Director, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)	October 14, 2026
/s/ Jose Alejandro Bejarano Velasquez Jose Alejandro Bejarano Velasquez	Director	October 14, 2026